Form 10QSB
period 1996-03-31
PATLEX CORP
filed 1996-05-14
CIK 76057

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                 ----------    -----------

                  COMMISSION FILE NUMBER          0-9111
                                         ----------------------

                               PATLEX CORPORATION
     -----------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              PENNSYLVANIA                               23-1883421
     ---------------------------------     -------------------------------------
       (State or other jurisdiction          (IRS Employer Identification No.)
     of incorporation or organization)

                 250 Cotorro Court, Las Cruces, New Mexico 88005
                 -----------------------------------------------
                    (Address of principal Executive Offices)

                                 (505) 524-4050
                 -----------------------------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(3) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

The number of common shares outstanding as of April 2, 1996 was 2,529,049

Transitional Small Business Disclosure Form (Check one):  Yes     No X
                                                              ---   ---

                               PATLEX CORPORATION

                                TABLE OF CONTENTS

                                                                             PAGE
PART I      FINANCIAL INFORMATION

            ITEM 1.           FINANCIAL STATEMENTS

            Balance Sheets as of March 31, 1996
                    and June 30, 1995 .....................................    3

            Statements of Earnings for the Nine Months and Three Months
                    Ended March 31, 1996 and 1995 .........................    4

            Statements of Cash Flows for the Periods Ended
                    March 31, 1996 and 1995 ...............................    5

            Statements of Stockholders Equity .............................    6

            Notes to Financial Statements .................................    7

            ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS
                                   OF OPERATIONS ..........................    8

PART II     OTHER INFORMATION

            ITEM 1.           LEGAL PROCEEDINGS ...........................   10

            ITEM 2.           CHANGES IN SECURITIES .......................   11

            ITEM 3.           DEFAULTS UPON SENIOR
                                   SECURITIES .............................   11

            ITEM 4.           SUBMISSION OF MATTERS TO A VOTE
                                   OF SECURITY-HOLDERS ....................   11

            ITEM 5.           OTHER INFORMATION ...........................   11

            ITEM 6.           EXHIBITS AND REPORTS ON
                                   FORM 8-K ...............................   11

SIGNATURES ................................................................   12

                               PATLEX CORPORATION

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  MARCH 31,         JUNE 30,
                                                                     1996            1995
                                                                  ---------         -------
                                                                  UNAUDITED
                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $ 6,280          $ 3,703
   Accounts and notes receivable, net of allowance for
      doubtful accounts of $200                                        167              916
   Prepaid expenses                                                    118               25
                                                                   -------          -------
          Total current assets                                       6,565            4,644
Property and equipment, net                                            381              391
Investment in patents, less accumulated amortization                14,438           15,771
                                                                   -------          -------
          Total assets                                             $21,384          $20,806
                                                                   =======          =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, accrued expenses and
     other current liabilities                                     $   639          $   369
   Current portion of long-term debt                                    27            1,044
   Due to other laser patents interest holders                       1,470            1,612
   Income taxes payable                                                626              237
                                                                   -------          -------
          Total current liabilities                                  2,762            3,262
Note payable to bank                                                   224              243
Deferred income taxes                                                3,839            4,172
                                                                   -------          -------
          Total liabilities                                          6,825            7,677
                                                                   -------          -------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value.  Authorized 1,000,000
      shares; no shares issued or outstanding                         --               --
  Common stock, $.10 par value.  Authorized
      10,000,000 shares; issued and outstanding,
      2,527,049 shares at March 31 1996 and
      1,000 shares at June 30, 1995                                    253             --
  Capital in excess of par vlaue                                    12,876           13,129
  Retained earnings                                                  1,430             --
                                                                   -------          -------
          Total stockholders' equity                                14,559           13,129
                                                                   -------          -------
          Total liabilities and stockholders' equity               $21,384          $20,806
                                                                   =======          =======


                             See accompanying notes

                               PATLEX CORPORATION

                              STATEMENT OF EARNINGS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS                        NINE MONTHS
                                                                  ENDED                               ENDED
                                                                 MARCH 31,                           MARCH 31,
                                                          ----------------------              ---------------------
                                                          1996              1995              1996             1995
                                                          ----              ----              ----             ----
Revenue:
  Laser patents royalties                               $ 1,810           $ 1,454           $ 5,473           $ 4,352
                                                        -------           -------           -------           -------
Costs and expenses:

  General and administrative                                554               266             1,409               745
  Amortization of patents                                   444               444             1,333             1,498
  Depreciation                                                7                 7                18                17
                                                        -------           -------           -------           -------
          Total costs and expenses                        1,005               717             2,760             2,260
                                                        -------           -------           -------           -------

               Operating income                             805               737             2,713             2,092
                                                        -------           -------           -------           -------

Other income (deductions):
  Interest income                                            82                31               205                94
  Interest expense                                          (28)              (52)              (86)             (153)
  Other, net                                                  4                 4                11                13
                                                        -------           -------           -------           -------
          Total other income (deductions), net               58               (17)              130               (46)
                                                        -------           -------           -------           -------

               Earnings before income taxes                 863               720             2,843             2,046
  Provision for income taxes                               (465)             (315)           (1,413)             (903)
                                                        -------           -------           -------           -------
               Net earnings                             $   398           $   405           $ 1,430           $ 1,143
                                                        =======           =======           =======           =======

               Net earnings per common share            $  0.14           $  0.16           $  0.69           $  0.45
                                                        =======           =======           =======           =======

Weighted average number of common
  shares and common shares equivalents
  outstanding (In Thousands)                              2,908             2,524             2,062             2,524
                                                        =======           =======           =======           =======




                             See accompanying notes

                                                PATLEX CORPORATION

                                             STATEMENTS OF CASH FLOWS

                                                    (UNAUDITED)
                                              (DOLLARS IN THOUSANDS)

                                                            NINE MONTHS       NINE MONTHS
                                                               ENDED             ENDED
                                                              MARCH 31,        MARCH 31,
                                                                1996             1995
                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings from operations                                 $ 1,430           $ 1,143
 Adjustments to reconcile net earnings to net cash
     proviced by operations:
     Depreciation                                                  18                17
     Amortization                                               1,333             1,498
     Note discount                                                 14                27
 Change in operating assets and liabilities:
    Decrease in receivables, net of decrease  in due
    to other laser patents interest holders                       607             1,542
    Increase in prepaid expenses                                  (93)               40
    Increase in all other current liabilities                     270                20
    Increase in income taxes payable                              389                38
    Decrease in deferred income taxes                            (333)             (378)
                                                              -------           -------
          Net cash provided by operating activities             3,635             3,947
                                                              -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of equipment                                            (8)              (12)
                                                              -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of debt                                            (1,050)           (1,050)

  Dividends paid to parent corporation                         ------            (2,500)
                                                              -------           -------
          Net cash used in financing activities                (1,050)           (3,550)
                                                              -------           -------
Net increase in cash                                            2,577               385
Cash, beginning of period                                       3,703             1,700
                                                              -------           -------

Cash, end of period                                           $ 6,280           $ 2,085
                                                              =======           =======

Supplemental cash flow information:

   Interest paid                                              $    74           $   163
                                                              =======           =======
   Income taxes paid                                          $ 1,362           $ 1,190
                                                              =======           =======

                             See accompanying notes

                               PATLEX CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

     Years ended June 30, 1994 and 1995 and nine months ended March 31, 1995
                             (Dollars in Thousands)


                                     Common Stock           Capital
                               -----------------------   In excess of      Retained
                                 Shares        Amount      Par Value       Earnings        Total
                               ---------     ---------     ---------      ---------      ---------
Balance, June 30, 1994             1,000      $ ------     $  13,929       $ ------         13,929

 Net earnings                     ------        ------        ------          1,700          1,700

 Dividends paid                   ------        ------          (800)        (1,700)        (2,500)
                               ---------     ---------     ---------      ---------      ---------

Balance, June 30, 1995             1,000      $ ------     $  13,129       $ ------         13,129

Common stock distributed
  in connection with
  spin-off                     2,523,388     $     252          (252)        ------         ------

Exercise of stock options          2,661             1            (1)        ------       --------
Net earnings                      ------        ------        ------          1,430          1,430
                               ---------     ---------     ---------      ---------      ---------

Balance, Mar. 31, 1996         2,527,049     $     253     $  12,876      $   1,430      $  14,559
                               =========     =========     =========      =========      =========



                             See accompanying notes

                               PATLEX CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                           PART I FINANCIAL STATEMENTS

NOTE 1.           BASIS OF PRESENTATION

         The accompanying interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such adjustments consist solely of normal recurring accruals. Results for the interim periods are not necessarily indicative of results for a full year.

         On September 27, 1995, AutoFinance Group, Inc., a California corporation ("AFG"), as the then sole shareholder of Patlex Corporation (the "Company"), effected the distribution (the "Distribution") of 95.01% of the outstanding shares of the Company's Common Stock, par value $.10 per share (the "Common Stock"), to the holders of shares of common stock, no par value, of AFG. On September 27, 1995, AFG merged with and into Key Auto Inc. ("Key Auto"), an Ohio corporation and a wholly owned subsidiary of KeyCorp. Key Auto, as the successor to AFG, retained the 4.99% of the outstanding shares of the Company's Common Stock which were not distributed in the Distribution. As a consequence of the Distribution, the Company is an independent, public company.

         On February 7, 1996, the Company entered into a definitive merger agreement to acquire Database Technologies, Inc. of Pompano Beach, Florida ("DBT"). The merger is intended to be a tax-free reorganization in which the shareholders of DBT would receive a number of shares of Patlex Common Stock equal to 67% of the number of common shares in addition to one-half the number of Patlex options outstanding following the merger. Based on the current number of Patlex shares and options outstanding, DBT shareholders would hold approximately 66.8% of the shares outstanding after the merger. Database Technologies specializes in providing on-line access to data for law enforcement, insurance and other investigative industries. Consummation of the transaction is conditioned on, among other things, receipt of the necessary shareholder and regulatory approvals and filings with the Securities and Exchange Commission.

NOTE 2.           DIVIDENDS

         During the nine month period ending March 31, 1995, dividends totaling $2,500,000 or $2,500 per share were declared and paid to AFG. No dividends were declared or paid during the nine month period ended March 31, 1996.

NOTE 3.           NET EARNINGS PER SHARE

         Net earnings per share of common stock for the current year periods presented is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period plus common stock equivalent shares issuable upon exercise of stock options using the treasury stock method. Pro forma net earnings per share for prior year periods presented is computed by giving effect to the number of shares of the Company's common stock which would have been outstanding had the distribution occurred one year earlier with no change in the number of shares outstanding occurring since that date.

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LASER LICENSING ACTIVITY

         The Company has agreements with companies which represent a cross-section of the laser industry, including users and manufacturers. Under these agreements, approximately 142 licensees are paying royalties on a quarterly basis to the Company. The Company believes the majority of the commercial laser manufacturers making, using or selling infringing lasers in the United States have been licensed.

CHANGE IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As of March 31, 1996, the Company had $6,280,000 in cash and cash equivalents as compared to $3,703,000 at June 30, 1995, an increase of $2,577,000.

         Net working capital increased to $3,803,000 as of March 31, 1996 from $1,382,000 as of June 30, 1995. Total assets increased by $578,000 from $20,806,000 to $21,384,000. Total liabilities decreased by $852,000 from $7,677,000 to $6,825,000 due primarily to the payment of short term debt.

QUARTER ENDED MARCH 31, 1996 COMPARED TO THE QUARTER ENDED MARCH 31, 1995

         Revenues from laser patent royalties increased to $1,810,000 from $1,454,000, an increase of $356,000 or 24% for the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 The increase is primarily attributable to higher royalty revenues reported by several industrial laser manufacturers and the signing of a new licensee in the quarter, including approximately $89,000 for past infringement.

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

QUARTER ENDED MARCH 31, 1996 COMPARED TO THE QUARTER ENDED MARCH 31, 1995 (CONTINUED)

         General and Administrative expenses for the quarter ended March 31, 1996 increased to $554,000 from $266,000 for the quarter ended March 31, 1995, an increase of $288,000. The increase is primarily due to costs associated with the proposed DBT Merger as described herein (see Part I, Note 1 to Financial Statements).

         Net earnings for the quarter ended March 31, 1996 were $398,000 as compared to $405,000 for the corresponding quarter of the previous year, a decrease of $7,000 or 2%. The decrease in earnings is primarily attributable to expenses related to the DBT Merger in the amount of approximately $219,000. The provision for income taxes increased to $465,000 from $315,000 due to the non-deductibility of expenses for tax purposes for costs associated with the proposed DBT Merger and higher pretax earnings.

NINE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
1995

         Revenues from laser patent royalties increased to $5,473,000 from $4,352,000, an increase of $1,121,000 or 26% for the nine months ended March 31, 1996 as compared to the nine months ended March 31, 1995. The increase is attributable to higher royalty revenues reported by the laser industry as a whole and the signing of three new licensees, which accounted for approximately $600,000 of the increase.

         General and Administrative expenses for the nine months ended March 31, 1996 increased to $1,409,000 from $745,000 for the nine months ended March 31, 1995, an increase of $664,000. The increase is primarily due to costs associated with the proposed DBT Merger as described herein (see Part I, Note 1 to Financial Statements) and spin-off costs associated with the AFG/KeyCorp transaction. These two non-recurring expenses totaled $527,000.

         Net earnings for the nine months ended March 31, 1996 were $1,430,000 as compared to $1,143,000 for the corresponding nine month period of the previous year, an increase of $287,000 or 25%. The increase is primarily attributable to higher royalties, as discussed above and a decrease of the patent amortization expense in the amount of $165,000, which is attributed to the expiration of the Optically Pumped Laser Patent in October 1994. The provision for income taxes increased to $1,413,000 from $903,000 or $510,000 due to higher pretax earnings and the non-deductibility of expenses associated with the proposed merger.

                            PART II OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         Due to the nature of the Company's business, especially its involvement in the enforcement of patent rights, the Company is frequently involved in litigation with alleged infringers of the Laser Patents. The Company regards all such lawsuits as occurring in the ordinary course of business. Furthermore, as a result of the involvement of the United States Patent and Trademark Office in granting and denying patent applications and in conducting re-examinations of patents, the Company has in the past been required to prosecute appeals of United States Patent and Trademark Office rulings adverse to the Company's interest to the United States District Court. No such appeals are pending at this time and the Company does not anticipate such appeals will be necessary in the future with regard to the Laser Patents. In connection with suits filed against alleged patent infringers to enforce a patent, defendants often file counterclaims seeking payment by the plaintiffs of any damages suffered by the defendants on account of the lawsuit and reimbursement by the plaintiffs of the defendant's costs and attorney's fees. While such counterclaims have been filed against the Company, to date the Company has not incurred liability with regard to such counterclaims. The Company may also be required to file suits to enforce collection and compliance under its patent license agreements with its current licensees.

         In July 1989, the Company instituted a civil action in the United States District Court, District of New Jersey, against JEC Lasers, Inc. ("JEC Lasers"). JEC Lasers was granted a license containing terms more favorable than terms in licenses granted by the Company to other licensees. The Company's complaint requested the court to declare the license agreement to be non-transferable, based on JEC Lasers' historical financial condition and insolvency, and enjoin the licensee from transferring the license agreement to another laser manufacturer. A trial was held in April 1994. The court ruled that JEC Lasers is not barred from transferring the license agreement as part of a business combination. A judgment embodying the court's ruling was entered in August 1994 which the Company appealed. The Court of Appeals affirmed the lower court's ruling.

         In November 1994, REFAC Financial Corporation ("REFAC") instituted a civil action in the United States District Court, Eastern District of Pennsylvania, alleging that Patlex improperly calculated the royalties due REFAC. The manner in which the royalty due REFAC are calculated has been consistent for more than six years. Patlex believes that the royalties due REFAC have been properly calculated and the REFAC's claim is both without merit and

                               PATLEX CORPORATION

ITEM 1.           LEGAL PROCEEDINGS (CONTINUED)

time-barred. On February 28, 1996, a special verdict adverse to Patlex was returned. No judgment has been entered on the verdict and Patlex's motion for judgment as a matter of law is pending. The amount of any judgment against Patlex in this action will be less than $225,000. Patlex intends to appeal any adverse judgment.

ITEM 2.           CHANGES IN SECURITIES

         In connection with the KeyCorp/AFG Merger and the Distribution of the Company's Common Stock, AFG shareholders of record on September 27, 1995 were entitled to receive one share of Patlex Common Stock for every eight shares of the AFG Common Stock owned on such date. As a result of the Distribution, 95.01% of the Company's Common Stock was distributed to AFG shareholders and 4.99% was retained by Key Auto as the surviving corporation in the merger. The effective date of the Distribution was September 27, 1995. As of April 2, 1996, a total of 2,529,049 common shares of Patlex Common Stock were outstanding.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None to report.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None to report.

ITEM 5.           OTHER INFORMATION

         None to report.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1 Financial Data Schedule

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K dated March 27, 1996

                               PATLEX CORPORATION

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PATLEX CORPORATION
                                  (Registrant)

Date: May 14, 1996              By: /s/ Frank Borman
     ---------------               ------------------
                                   Frank Borman
                                   Chairman and CEO

Date: May 14, 1996              By: /s/ Richard Laitinen
     ---------------               ----------------------
                                   Richard Laitinen
                                   Treasurer and CFO